Form 10-K
period 2005-12-31
Encore Credit Receivables Trust 2005-4
filed 2006-03-30
CIK 1344264

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005
                          ---------------------------------------------------


Commission file number 333-127230-02
                       -------------

                        Asset Backed Securities Corporation
        (as Depositor) under the Pooling and Servicing Agreement,
            dated as October 1, 2005 providing for the issuance of
                     Encore Credit Receivables Trust 2005-4
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        New York                                         13-3354848
------------------------------                 ------------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

          c/o Citibank, N.A., 399 Park Avenue, New York, N. Y.  10043
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (212) 816 - 5681
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.


Securities registered pursuant to section 12(g) of the Act:  None.


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  [ ]Yes   [x]No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  [ ]Yes   [x]No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [x]Yes   [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer[ ]   Accelerated filer[ ]   Non-accelerated filer[x]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  [ ]Yes   [x]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  [ ]Yes   [ ]No

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     DOCUMENTS INCORPORATED BY REFERENCE

This Annual Report on Form 10-K (the "Report") is filed with respect to the Pooling and Servicing Agreement dated as of October 1, 2005 (the "Agreement") among Asset Backed Securities Corporation, as depositor, (the "Depositor"), Encore Credit Corp., as seller and servicer, Citimortgage, Inc., as master Servicer, Mortgageramp, Inc., as loan performance advisor, Deutsche Bank National Trust Company, as trustee, (the "Trustee") and Citibank, N.A., as securities administrator (the "Securities Administrator"), providing for the issuance of the Company's Asset Backed Pass-Through Certificates, Series 2005-4 (the "Certificates").

                                   PART I

Item 1. Business.

   Not applicable.

Item 1A. Risk Factors.

   Not applicable.

Item 1B. Unresolved Staff Comments.

   Not applicable.

Item 2. Properties.

Furnish the information required by Item 102 of Regulation S-K ( 229.102 of this chapter).

Item 3. Legal Proceedings.

There were no legal proceedings to which the Depositor was a part.


Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Noteholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Furnish the information required by Item 201 of Regulation S-K (17 CFR 229.201) and Item 701 of Regulation S-K (17 CFR 229.701) as to all equity securities of the registrant sold by the registrant during the period covered by the report that were not registered under the Securities Act. If the Item 701 information previously has been included in a Quarterly Report on Form 10-Q or 10-QSB (17 CFR 249.308a or 249.308b), or in a Current Report on Form 8-K (17 CFR 249.308), it need not be furnished.

(b) If required pursuant to Rule 463 (17 CFR 230.463) of the Securities Act of 1933, furnish the information required by Item 701(f) of Regulation S-K (229.701(f) of this chapter).

(c) Furnish the information required by Item 703 of Regulation S-K (229.703 of this chapter) for any repurchase made in a month within the fourth quarter of the fiscal year covered by the report. Provide disclosures covering repurchases made on a monthly basis. For example, if the fourth quarter began on January 16 and ended on April 15, the chart would show repurchases for the months from January 16 through February 15, February 16 through March 15, and March 16 through April 15.

Item 6. Selected Financial Data.

Furnish the information required by Item 301 of Regulation S-K ( 229.301 of this chapter).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Furnish the information required by Item 303 of Regulation S-K ( 229.303 of this chapter).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Furnish the information required by Item 305 of RegulationS-K ( 229.305 of this chapter).


Item 8. Financial Statements and Supplementary Data.

Furnish financial statements meeting the requirements of Regulation S-X
( 210 of this chapter), except 210.3-05 and Article 11 thereof, and the supplementary financial information required by Item 302 of Regulation S-K
( 229.302 of this chapter). Financial statements of the registrant and its subsidiaries consolidated (as required by Rule 14a-3(b)) shall be filed under this item. Other financial statements and schedules required under Regulation S-X may be filed as "Financial Statement Schedules" pursuant to Item 15, Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of this form.

Notwithstanding the above, if the issuer is subject to the reporting provisions of Section 15(d) and such obligation results solely from the issuer having filed a registration statement on Form S-18 which became effective under the Securities Act of 1933 during the last fiscal year, or such obligation applies as to the first or second fiscal year after the registration statement on Form S-18 became effective solely because the issuer had on the first day of the pertinent fiscal year 300 or more record holders of any of its securities to which the Form S-18 related, audited financial statements for the issuer, or for the issuer and its predecessors, may be presented as provided below. The report of the independent accountant shall in all events comply with the requirements of Article 2 of Regulation S-X.

(a) A Form 10-K filed for the fiscal year during which the registrant had a registration statement on Form S-18 become effective may include the following financial statements prepared in accordance with generally accepted accounting principles:

    (l) A balance sheet as of the end of each of the two most recent fiscal years; and

    (2) Consolidated statements of income, statements of cash flows, and statements of other stockholders' equity for each of the two fiscal years preceding the date of the most recent audited balance sheet being filed.

(b) A Form 10-K filed for the first fiscal year after the registrant had a registration statement on Form S-18 become effective may include financial statements prepared as follows:

    (l) Financial statements for the most recent fiscal year prepared in accordance with Regulation S-X, Form and Content of and Requirements for Financial Statements; and

    (2) Financial statements previously disclosed in accordance with paragraph (a) for the prior year. These statements do not need to include the compliance items and schedules of Regulation S-X, but should be recast to show the same line items as are set forth for the most recent fiscal year.

(c) A Form 10-K filed for the second fiscal year after the registrant had a registration statement on Form S-18 become effective may include financial statements for the two most recent fiscal years prepared in accordance with Regulation S-X (17 CFR 210).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Furnish the information required by Item 304(b) of Regulation S-K
(229.304(b) of this chapter).

Item 9A. Controls and Procedures.

Furnish the information required by Item 307 and 308 of Regulation S-K (229.307 and 229.308 of this chapter).





Item 9B. Other Information.

The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-K.



                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

Furnish the information required by Items 401,405 and 406 of Regulation S-K (229.401, 229.405 and 229.406 of this chapter).

Instruction
Checking the box provided on the cover page of this Form to indicate that
Item 405 disclosure of delinquent Form 3, 4, or 5 filers is not contained herein is intended to facilitate Form processing and review. Failure to provide such indication will not create liability for violation of the federal securities laws. The space should be checked only if there is no disclosure in this Form of reporting person delinquencies in response to
Item 405 and the registrant, at the time of filing the Form 10-K, has reviewed the information necessary to ascertain, and has determined that,
Item 405 disclosure is not expected to be contained in Part III of the Form 10-K or incorporated by reference.

Item 11. Executive Compensation.

Furnish the information required by Item 402 of Regulation S-K (229.402 of this chapter).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Furnish the information required by Item 201(d) of Regulation S-K
(229.201(d) of this chapter) and Item 403 of Regulation S-K (229.403 of this chapter).

Item 13. Certain Relationships and Related Transactions.

Furnish the information required by Item 404 of Regulation S-K ( 229.404 of this chapter).

Item 14. Principal Accounting Fees and Services.

Furnish the information required by Item 9(e) of Schedule 14A (240.14a-101 of this chapter).

(1) Disclose, under the caption Audit Fees, the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2) Disclose, under the caption Audit-Related Fees, the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(1) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.



(3) Disclose, under the caption Tax Fees, the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

(4) Disclose, under the caption All Other Fees, the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.


(5) (i) Disclose the audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X.

    (ii) Disclose the percentage of services described in each of Items 9(e)(2) through 9(e)(4) of Schedule 14A that were approved by the audit committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.


                                  PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits:

    1     Annual Statement of Compliance
          for the year ended December 31, 2005
          ECC Capital Corporation, as servicer

    2     Annual Statement of Compliance
          for the year ended December 31, 2005
          CitiMortgage, as servicer

    3 Aggregate Statement of Principal and Interest Distributions to Certificate Holders for the year ended December 31, 2005

    4     Sarbanes Oxley Certification

(b) Registrants shall file, as exhibits to this form, the exhibits required by Item 601 of Regulation S-K (229.601 of this chapter).

(c) Registrants shall file, as financial statement schedules to this form, the financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

















                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  Encore Credit Corp.
            -----------------------------------------------------------------

By (Signature and Title)*/s/ Troy Gotschall, President, Encore Credit Corp.
                         ----------------------------------------------------

Date March 30, 2006
    -------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)*
                         ----------------------------------------------------

Date
    -------------------------------------------------------------------------

By (Signature and Title)*
                         ----------------------------------------------------

Date
    -------------------------------------------------------------------------

   Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities
                    Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or
    (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

    (1) Any annual report to security holders covering the registrant's last fiscal year; and

    (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.